Form 10-K
period 1998-12-31
HOUSEHOLD REVOLVING HOME EQUITY LOAN TRUST 1996-1
filed 1999-03-30
CIK 1012371

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

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

                         Yes   X            No _____

The aggregate principal amount of the Certificates held by non-affiliates of the Master Servicer as of December 31, 1998 was approximately $819.3 million.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Certificates
          (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1998.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Master Servicer, there is no established public trading market for the Certificates.
          As of February 3, 1999, there were 13 Class A
          Certificateholders, some of whom may be holding
          Certificates for the accounts of others.


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

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Certificates; (ii) the principal amount of Certificates owned by each, if known, and (iii) the percent that the principal amount of Certificates owned represents of the outstanding principal amount of the Class A Certificates. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 3, 1999. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                             Amount Owned

                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent


Certificateholders


The Bank of New York                    $124,003        15.14
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                   $ 57,500         7.02
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Boston Safe Deposit & Trust Company     $ 76,700         9.36
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                    $219,750        26.82
One Chase Manhattan Plaza
3B - Proxy Department
New York, NY 10081

Citibank, N.A.                          $105,500        12.88
P. O. Box 30576
Tampa, FL 33630-3576

State Street Bank & Trust Company       $113,000        13.79
Global Corp. Action Dept. JAB5W
P. O. Box 1631
Boston, MA 02105-1631



Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Master Servicer is obligated to prepare an Annual Statement to Certificateholders for the year ended December 31, 1998 and the Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement for such year. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1998:

               Date of Reports     Items Covered

               October 20, 1998    Item 7 -- Statement with respect
               November 20, 1998   to distributions made on
               December 21, 1998   October 20, 1998, November 20,
                                   1998 and December 21, 1998.

          (c) Exhibit 99. Annual Statement to Certificateholders for the year ended December 31, 1998.

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




                          HOUSEHOLD FINANCE CORPORATION,
                    as Master Servicer of and on behalf of the

                     REVOLVING HOME EQUITY LOAN TRUST 1996-1
                                 (Registrant)




Date:  February 25, 1999      By:/s/ John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                           Exhibit Index


Exhibit No.    Exhibit                                      Page No.

99             Annual Statement to Certificateholders          9
               for the year ended December 31, 1998