Form 10-K/A
HOUSEHOLD REVOLVING HOME EQUITY LOAN TRUST 1996-1
filed 2000-05-08
CIK 1012371

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


Master Servicer's telephone number, including area code
(847) 564-5000

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




Date:  May 8, 2000       By:/s/ John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                           Exhibit Index


Exhibit No.    Exhibit

99 Copy of Independent Public Accountants Annual Servicing Report dated January 14, 2000.